Form 10-K
period 2007-09-30
Westpac Securitisation Mgt Pty Ltd Series 2007-1G WST Trust
filed 2007-12-21
CIK 1399241

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

333-140399-01

(COMMISSION FILE NUMBER OF ISSUING ENTITY)

SERIES 2007-1G WST TRUST

(EXACT NAME OF ISSUING ENTITY)

333-140399

(COMMISSION FILE NUMBER OF DEPOSITOR)

WESTPAC SECURITISATION MANAGEMENT PTY LIMITED (ABN 73 081 709 211)

(EXACT NAME OF DEPOSITOR AS SPECIFIED IN ITS CHARTER)

WESTPAC BANKING CORPORATION (ABN 33 007 457 141)

(EXACT NAME OF SPONSOR AS SPECIFIED IN ITS CHARTER)

NEW SOUTH WALES, AUSTRALIA	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

LEVEL 20, 275 KENT STREET, SYDNEY, NEW SOUTH WALES 2000 AUSTRALIA

(Address of principal executive offices)

Registrant’s telephone number, including area code: (+61) 292939270

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. NONE.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). NONE.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	ITEM 1, BUSINESS.

(B)	ITEM 1A, RISK FACTORS.

(C)	ITEM 2, PROPERTIES.

(D)	ITEM 3, LEGAL PROCEEDINGS.

(E)	ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

No single obligor represents more than 10% of pool assets held by Series 2007-1G WST Trust (the “Trust”).

ITEM 1114(B)(2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS).

The audited consolidated balance sheets of Genworth Financial Mortgage Insurance Pty Ltd (“Genworth”) as of December 31, 2006 and 2005, and the related audited consolidated statements of income, audited changes in stockholder’s equity, and audited cash flows for each of the years in the three-year period ending December 31, 2006, included as exhibits to the Current Report on Form 8-K, as filed by Genworth Financial, Inc. (File No. 001-32195) with the Commission on March 15, 2007, the unaudited condensed consolidated balance sheets as of September 30, 2007 and September 30, 2006, the unaudited condensed consolidated statements of income for the nine months ended September 30, 2007 and September 30, 2006 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and September 30, 2006 of Genworth from Exhibit 99.1 in Genworth Financial, Inc.’s Current Report filed on Form 8-K, as filed by Genworth Financial, Inc. with the Commission on November 7, 2007 are each incorporated herein by reference. You should be aware that any such financial statements may be modified or superseded by a document filed with the Commission at a later date. You should not assume that the information concerning Genworth is accurate as of any date other than the date that such Form 8-K was filed with the Commission.

ITEM 1115(B) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

The audited consolidated financial statements and related financial statement schedule of Westpac Banking Corporation (“Westpac”) (File No. 001-10167) for the fiscal year ended September 30, 2007 contained in the Annual Report on Form 20-F of Westpac, which was filed with the Commission on November 8, 2007, are incorporated herein by reference. You should be aware that any such financial statements may be modified or superseded by a document filed with the Commission at a later date. You should not assume that the referenced information concerning Westpac is accurate as of any date other than the date that the related Commission filing was filed with the Commission.

ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS.

There are no legal proceedings or proceedings known to be contemplated by governmental authorities involving Westpac Securitisation Management Pty Limited (as depositor, the “Depositor” and as registrant), the Trust, Westpac (as servicer, the “Servicer”, and sponsor), BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited) (as issuer trustee, the “Issuer Trustee”, BNY Trust (Australia) Registry Limited (as security trustee), The Bank of New York (as note trustee, the “Note Trustee”, paying agent, the “Paying Agent”, note registrar, the “Note Registrar”, and calculation agent, the “Calculation Agent”) or EDS (Business Process Administration) Pty Limited (as subservicer, the “Sub-Servicer”) that are material to holders of the Series 2007-1G WST Trust, Class A2a Mortgage Backed Floating Rate Notes.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	ITEM 5, MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(B)	ITEM 6, SELECTED FINANCIAL DATA.

(C)	ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

(D)	ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

(E)	ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(F)	ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(G)	ITEM 9A, CONTROLS AND PROCEDURES.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

(A)	ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(B)	ITEM 11, EXECUTIVE COMPENSATION.

(C)	ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(D)	ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(E)	ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to the Instructions to Item 1119 of Regulation AB, information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed on May 30, 2007 on Form 424B5 pursuant to Rule 424 of the General Rules and Regulations Promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The Servicer, Depositor (as trust manager, the “Trust Manager”), Issuer Trustee, Note Trustee, Paying Agent, Note Registrar, Calculation Agent and Sub-Servicer. (collectively, the “Servicing Parties”) have each been identified by the Registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties have provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party.

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.

The Servicer and Sub-Servicer have been identified by the registrant as servicers with respect to the asset pool held by the Trust. Each of the Servicer and Sub-Servicer has completed a statement of compliance with applicable servicing criteria (each a “Compliance Statement”), in each case signed by an authorized officer of the Servicer, and Sub-Servicer, respectively. The Compliance Statements are attached as exhibits to this Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Not applicable.

	2.	Not applicable.

	3.	Exhibits listed below in response to Item 601 of Regulation S-K are either included or incorporated by reference to the exhibit with the same numerical designation included in the Current Report on Form 8-K, filed by the Trust with the Commission on June 6, 2007, unless otherwise indicated below.

Exhibit No.	Document Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to Form S-3 Registration Statement No. 333-32944 filed on December 19, 2001). *

3.2	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.2 of Pre-Effective Amendment No. 1 to Form S-11 Registration Statement No. 333-64199 filed on April 20, 1999). *

4.1	Master Trust Deed (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement No. 333-32944 filed on December 19, 2001). *

4.2	Series Notice, dated May 29, 2007, between among BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee, Westpac Securitisation Management Pty Limited and others. *

4.3	Security Trust Deed, dated May 23, 2007, among BNY Trust (Australia) Registry Limited, in its capacity as Security Trustee, The Bank of New York, in its capacity as Note Trustee, Westpac Securitisation Management Pty Limited, in its capacity as Trust Manager, and J.P. Morgan Trust Australia Limited, in its capacity as Issuer Trustee. *

4.4	Note Trust Deed, dated May 29, 2007, among The Bank of New York, in its capacity as Note Trustee, Westpac Securitisation Management Pty Limited, in its capacity as Trust Manager and J.P. Morgan Trust Australia Limited, in its capacity as Issuer Trustee. *

4.5	Agency Agreement, dated May 29, 2007, among BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee, Westpac Securitisation Management Pty Limited, in its capacity as Trust Manager, The Bank of New York, in its capacity as Note Trustee, Principal Paying Agent and Note Registrar and The Bank of New York, London Branch, in its capacity as Calculation Agent. *

4.6	Amendment Deed, dated May 31, 2007, between among BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee, Westpac Securitisation Management Pty Limited and others. *

10.2	Liquidity Facility Agreement, dated May 29, 2007, among BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee, Westpac Banking Corporation, in its capacity as Liquidity Facility Provider, and Westpac Securitisation Management Pty Limited, in its capacity as Trust Manager. *

10.4	Redraw Facility Agreement, dated May 29, 2007, among BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee, Westpac Banking Corporation, in its capacity as Redraw Facility Provider, and Westpac Securitisation Management Pty Limited, in its capacity as Trust Manager. *

10.5	Class A2a Fixed Rate Basis Swap, dated May 29, 2007, between Westpac Banking Corporation, in its capacity as Interest Rate Swap Provider, and BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee. *

10.6	Class A2a Variable Rate Basis Swap, dated May 29, 2007, between Westpac Banking Corporation, in its capacity as Interest Rate Swap Provider, and BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee. *

10.7	Class A2a Currency Swap, dated May 29, 2007, among Westpac Securitisation Management Pty Limited, in its capacity as Trust Manager, Westpac Banking Corporation, as US$ Currency Swap Provider, and BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee. *

10.8	Genworth Financial Mortgage Insurance Pty Ltd Pool Insurance Policy, dated May 30, 2007, among J.P. Morgan Trust Australia Limited, in its capacity as Issuer Trustee, Genworth Financial Mortgage Insurance Pty Ltd and Westpac Banking Corporation. *

10.9	Subservicing Agreement, dated May 25, 2007, between EDS (Business Process Administration) Pty Limited, in its capacity as Sub-Servicer, and Westpac Banking Corporation. *

31.1	Section 302 Certification.

33.1	Report on Assessment of Compliance with Servicing Criteria of Westpac Banking Corporation.

33.2	Report on Assessment of Compliance with Servicing Criteria of Westpac Securitisation Management Pty Limited.

33.3	Report on Assessment of Compliance with Servicing Criteria of BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited).

33.4	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York, covering the period from January 1, 2007 through June 30, 2007.

33.5	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York, covering the period from July 1, 2007 through September 30, 2007.

33.6	Report on Assessment of Compliance with Servicing Criteria of EDS (Business Process Administration) Pty Limited.

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers, on behalf of Westpac Banking Corporation.

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers, on behalf of Westpac Securitisation Management Pty Limited.

34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young, on behalf of BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited).

34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York, covering the period from January 1, 2007 through June 30, 2007.

34.5	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York, covering the period from July 1, 2007 through September 30, 2007.

34.6	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers, on behalf of EDS (Business Process Administration) Pty Limited.

35.1	Servicer Compliance Statement of Westpac Banking Corporation.

35.2	Servicer Compliance Statement of EDS (Business Process Administration) Pty Limited.

99.1	The audited consolidated balance sheets of Genworth Financial Mortgage Insurance Pty Ltd (“Genworth”) as of December 31, 2006 and 2005, and the related audited consolidated statements of income, audited changes in stockholder’s equity, and audited cash flows for each of the years in the three-year period ending December 31 2006, included as exhibits to the Current Report on Form 8-K, as filed by Genworth Financial, Inc. (File No. 001-32195) with the Commission on March 15, 2007, the unaudited condensed consolidated balance sheets as of September 30, 2007 and September 30, 2006, the unaudited condensed consolidated statements of income for the nine months ended September 30, 2007 and September 30, 2006 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and September 30, 2006 of Genworth from Exhibit 99.1 in Genworth Financial, Inc.’s Current Report filed on Form 8-K, as filed by Genworth Financial, Inc. with the Commission on November 7, 2007 are incorporated herein by reference.

99.2	The audited consolidated financial statements and related financial statement schedule of Westpac Banking Corporation (“Westpac”) (File No. 001-10167) for the fiscal year ended September 30, 2007 contained in the Annual Report on Form 20-F of Westpac, which was filed with the Commission on November 8, 2007, are incorporated herein by reference.

*	Previously filed.
(b)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.
(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERIES 2007-1G WST TRUST (by WESTPAC SECURITISATION MANAGEMENT PTY LIMITED, as the Depositor)

Date: 20 December 2007

	By:	/s/ Curtis Zuber
	Name:	Curtis Zuber
	Title:	Director

	By:	/s/ William Starr
	Name:	William Starr
	Title:	Director

	By:	/s/ Chris Bannister
	Name:	Chris Bannister*
	Title:	Director

* Chris Bannister is a director of the Depositor and is the senior officer in charge of securitization of the Depositor.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Document Description
3.1	Memorandum of Association of Registrant (incorporated by reference to Exhibit 3.1 of Amendment No. 1 to Form S-3 Registration Statement No. 333-32944 filed on December 19, 2001). *

3.2	Articles of Association of the Registrant (incorporated by reference to Exhibit 3.2 of Pre-Effective Amendment No. 1 to Form S-11 Registration Statement No. 333-64199 filed on April 20, 1999). *

4.1	Master Trust Deed (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Form S-3 Registration Statement No. 333-32944 filed on December 19, 2001). *

4.2	Series Notice, dated May 29, 2007, between BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee, Westpac Securitisation Management Pty Limited and others. *

4.3	Security Trust Deed, dated May 23, 2007, among BNY Trust (Australia) Registry Limited, in its capacity as Security Trustee, The Bank of New York, in its capacity as Note Trustee, Westpac Securitisation Management Pty Limited, in its capacity as Trust Manager, and J.P. Morgan Trust Australia Limited, in its capacity as Issuer Trustee. *

4.4	Note Trust Deed, dated May 29, 2007, among The Bank of New York, in its capacity as Note Trustee, Westpac Securitisation Management Pty Limited, in its capacity as Trust Manager and J.P. Morgan Trust Australia Limited, in its capacity as Issuer Trustee. *

4.5	Agency Agreement, dated May 29, 2007, among BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee, Westpac Securitisation Management Pty Limited, in its capacity as Trust Manager, The Bank of New York, in its capacity as Note Trustee, Principal Paying Agent and Note Registrar and The Bank of New York, London Branch, in its capacity as Calculation Agent. *

4.6	Amendment Deed, dated May 31, 2007, between BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee, Westpac Securitisation Management Pty Limited and others. *

10.2	Liquidity Facility Agreement, dated May 29, 2007, among BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee, Westpac Banking Corporation, in its capacity as Liquidity Facility Provider, and Westpac Securitisation Management Pty Limited, in its capacity as Trust Manager. *

10.4	Redraw Facility Agreement, dated May 29, 2007, among BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee, Westpac Banking Corporation, in its capacity as Redraw Facility Provider, and Westpac Securitisation Management Pty Limited, in its capacity as Trust Manager. *

10.5	Class A2a Fixed Rate Basis Swap, dated May 29, 2007, between Westpac Banking Corporation, in its capacity as Interest Rate Swap Provider, and BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee. *

10.6	Class A2a Variable Rate Basis Swap, dated May 29, 2007, between Westpac Banking Corporation, in its capacity as Interest Rate Swap Provider, and BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee. *

10.7	Class A2a Currency Swap, dated May 29, 2007, among Westpac Securitisation Management Pty Limited, in its capacity as Trust Manager, Westpac Banking Corporation, as US$ Currency Swap Provider, and J.P. Morgan Trust Australia Limited, in its capacity as Issuer Trustee. *

10.8	Genworth Financial Mortgage Insurance Pty Ltd Pool Insurance Policy, dated May 30, 2007, among BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited), in its capacity as Issuer Trustee, Genworth Financial Mortgage Insurance Pty Ltd and Westpac Banking Corporation. *

10.9	Subservicing Agreement, dated May 25, 2007, between EDS (Business Process Administration) Pty Limited, in its capacity as Sub-Servicer, and Westpac Banking Corporation. *

31.1	Section 302 Certification.

33.1	Report on Assessment of Compliance with Servicing Criteria of Westpac Banking Corporation.

33.2	Report on Assessment of Compliance with Servicing Criteria of Westpac Securitisation Management Pty Limited.

33.3	Report on Assessment of Compliance with Servicing Criteria of BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited).

33.4	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York, covering the period from January 1, 2007 through June 30, 2007.

33.5	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York, covering the period from July 1, 2007 through September 30, 2007.

33.6	Report on Assessment of Compliance with Servicing Criteria of EDS (Business Process Administration) Pty Limited.

34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers, on behalf of Westpac Banking Corporation.

34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers, on behalf of Westpac Securitisation Management Pty Limited.

34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young, on behalf of BNY Trust Company of Australia Limited (formerly J.P. Morgan Trust Australia Limited).

34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York, covering the period from January 1, 2007 through June 30, 2007.

34.5	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG LLP, on behalf of The Bank of New York, covering the period from July 1, 2007 through September 30, 2007.

34.6	Attestation Report on Assessment of Compliance with Servicing Criteria of PricewaterhouseCoopers, on behalf of EDS (Business Process Administration) Pty Limited.

35.1	Servicer Compliance Statement of Westpac Banking Corporation.

35.2	Servicer Compliance Statement of EDS (Business Process Administration) Pty Limited.

99.1	The audited consolidated balance sheets of Genworth Financial Mortgage Insurance Pty Ltd (“Genworth”) as of December 31, 2006 and 2005, and the related audited consolidated statements of income, audited changes in stockholder’s equity, and audited cash flows for each of the years in the three-year period ending December 31 2006, included as exhibits to the Current Report on Form 8-K, as filed by Genworth Financial, Inc. (File No. 001-32195) with the Commission on March 15, 2007, the unaudited condensed consolidated balance sheets as of September 30, 2007 and September 30, 2006, the unaudited condensed consolidated statements of income for the nine months ended September 30, 2007 and September 30, 2006 and the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and September 30, 2006 of Genworth from Exhibit 99.1 in Genworth Financial, Inc.’s Current Report filed on Form 8-K, as filed by Genworth Financial, Inc. with the Commission on November 7, 2007 are incorporated herein by reference.

99.2	The audited consolidated financial statements and related financial statement schedule of Westpac Banking Corporation (“Westpac”) (File No. 001-10167) for the fiscal year ended September 30, 2007 contained in the Annual Report on Form 20-F of Westpac, which was filed with the Commission on November 8, 2007, are incorporated herein by reference.

*	Previously filed.